Form 10QSB
period 2006-09-30
QI SYSTEMS INC
filed 2006-11-20
CIK 1125672

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 000-30948

QI SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5126146
(State or other jurisdiction of incorporate of organization)	(IRS Employer Identification Number)

609 Cheek Sparger Road, Suite 300, Colleyville, TX 76034
(Address of principal executive offices) (Zip Code)

(817) 485-8111
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 14, 2006
Common Stock, par value $0.001 per share	44,834,629

Transitional Small Business Disclosure Format (check one);

Yes   ☐   No   ☒

QI SYSTEMS INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

QI SYSTEMS INC.

A Delaware Company

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Expressed in US dollars)

(Unaudited)

QI SYSTEMS INC.
Interim Consolidated Balance Sheets
September 30, 2006 and June 30, 2006
(Expressed in US Dollars)
(Unaudited)

	September 30, 2006 $	June 30, 2006 $
Assets
Current
Cash and cash equivalents	172,326	73,559
Receivables	75,660	31,963
Prepaid expenses	121,256	227,566
Inventory	164,593	149,902
	533,835	482,990
Deposit	1,000	1,000
Equipment	30,725	32,680
	565,560	516,670
Liabilities
Current
Payables and accruals - Note 4	288,752	350,954
Shareholder loans	153,075	2,575
Deposits received	68,777	20,059
Unearned revenue	10,792	10,734
	521,396	384,322
Long term shareholder loans - Note 5	150,958	-
Beneficial conversion liability - Note 5	150,000	-
	822,354	384,322

Stockholders’ Equity (Deficiency)
Capital stock - Note 6
Authorized: 100,000,000 common stock, $0.001 par value
Issued: 42,095,756 common stock (June 20, 2006: 42,095,756)	42,096	42,096
Additional paid in capital	14,607,329	14,613,929
Share capital subscribed - Note 6	130,500	-
Obligation to issue shares - Note 6	56,700	-
Deficit	(15,088,687)	(14,508,086)
Cumulative translation adjustment	(4,732)	(15,591)
	(256,794)	132,348
	565,560	516,670

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Interim Consolidated Statements of Operations
for the three months ended September 30, 2006 and 2005
(Expressed in US Dollars)
(Unaudited)

	2006 $	2005 $

Revenue	73,045	50,199

Cost of goods sold	33,834	19,145
	39,211	31,054

Expenses
Administration	186,087	174,452
Amortization	1,953	1,173
Development costs	32,778	48,499
Financing costs and interest	43,892	920
Investor relations	141,020	142,181
Sales and marketing	43,184	37,498
Professional fees	21,864	15,293
Stock-based compensation	-	24,427
	470,778	444,443
Operating loss	(431,567)	(413,389)
Interest income	47	-
Beneficial conversion expense	(149,081)	-
Net loss	(580,601)	(413,389)

Other comprehensive income:
Foreign currency translation adjustment	10,859	24,069
Comprehensive loss	(569,742)	(389,320)

Net Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	42,095,756	30,672,897

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
for the three months ended September 30, 2006 and 2005
(Expressed in US Dollars)
(Unaudited)

	2006 $	2005 $

Cash Flows related to Operating Activities
Net loss for the year	(580,601)	(413,389)
Adjustments to reconcile net loss used in operations
Stock-based compensation	-	24,427
Investor relations expense	119,822	111,167
Finance fee	42,219	-
Amortization	1,953	1,173
Beneficial Conversion Expense	149,081	-
Inventory write-down	1,796	-
Changes in non-cash working capital items
Receivables	(43,697)	7,986
Prepaid expenses	(13,032)	105,039
Inventory	(16,487)	633
Payables and accruals	(62,202)	(180,643)
Deposits received	47,586	(11,964)
	(353,562)	(355,571)

Cash Flows related to Investing Activity
Investment in capital assets	-	(9,254)

Cash Flows related to Financing Activities
Proceeds from (repayment of) shareholder loans	300,744	(20,109)
Proceeds from share issuances, net of issue costs	-	992,175
Proceeds from exercise of stock options and warrants	7,500	48,667
Proceeds from share capital subscribed	130,500	-
	438,744	1,020,733
…/cont’d
The accompanying notes are an integral part of these financial statements.

Continued
QI SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
for the three months ended September 30, 2006 and 2005
(Expressed in US Dollars)
(Unaudited)

	2006 $	2005 $

Effect of foreign currency translation on cash	13,585	(2,896)
Net increase in cash	98,767	653,012
Cash, beginning	73,559	59,950
Cash and cash equivalents, ending	172,326	712,962

Cash and cash equivalents is comprised of:
Cash	63,181	462,962
Term deposit	109,145	250,000
	172,326	712,962

Non-cash transaction - Note 10

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Interim Consolidated Statements of Stockholders' Equity
for the year ended June 30, 2006 and for the three months ended September 30, 2006
(Expressed in US Dollars)
(Unaudited)

			Additional	Share	Obligation		Cumulative	Stockholders’
	Common Shares		Paid-in	Capital	To issue	Accumulated	Translation	Equity
Eq	Number	Par Value*	Capital*	Subscribed	Shares	Deficit	Adjustment	(Deficiency)

Balance, June 30, 2005	24,230,053	$24,230	$11,962,199	$692,333	$-	$(12,718,653)	$(86,916)	$(126,807)
Issued pursuant to private placements
for cash	12,620,500	12,620	1,609,430	(270,300)	-	-	-	1,351,750
for settlement of debts	241,667	242	36,008	-	-	-	-	36,250
Issued pursuant to a debt settlement agreement	100,000	100	30,900	-	-	-	-	31,000
Issued for services	4,292,500	4,293	758,520	(444,063)	-	-	-	318,750
Share issue costs	150,000	150	(95,854)	22,030	-	-	-	(73,674)
Stock-based compensation	-	-	58,047	-	-	-	-	58,047
Exercise of options for cash	32,250	32	4,806	-	-	-	-	4,838
Exercise of warrants
for cash	966,665	967	192,366	-	-	-	-	193,333
for settlement of debts	212,121	212	56,757	-	-	-	-	56,969
Escrow shares cancelled	(750,000)	(750)	750	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	71,325	71,325
Net loss	-	-	-	-	-	(1,789,433)	-	(1,789,433)

Balance, June 30, 2006	42,095,756	42,096	14,613,929	-	-	(14,508,086)	(15,591)	$132,348
Share capital subscribed	-	-	-	130,500		-	-	130,500
Exercise of stock options for cash	-	-	-	-	7,500	-	-	7,500
Fair value of stock option exercised	-	-	(6,600)	-	6,600	-	-	-
Pursuant to loan agreements	-	-	-	-	42,600	-	-	42,600
Foreign currency translation adjustment	-	-	-	-	-	-	10,859	10,859
Net loss	-	-	-	-	-	(580,601)	-	(580,601)

Balance, September 30, 2006	42,095,756	$42,096	$14,607,329	$130,500	$56,700	$(15,088,687)	$(4,732)	$(256,794)

*The par value of common shares has been retroactively restated to reflect a change from no par value to a par value of $0.001 effective July 1, 2006.

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the three months ended September 30, 2006
(Expressed in US Dollars)
(Unaudited)

Note 1	Interim Reporting

QI Systems Inc. (“QI” or “the Company”) was incorporated in 1978 under the British Columbia Company Act. Effective July 1, 2006, the Company changed its jurisdiction of incorporation to the State of Delaware, USA. The Company manufactures designs and sells readers that allow the use of cash-card payment systems for self-serve applications such as vending, gaming, laundromat machines, transit fare collection systems and newspaper vending machines.

The accompanying unaudited interim consolidated financial statements have been prepared by QI Systems Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2006.

The results of operations for the three months ended September 30, 2006 are not indicative of the results that may be expected for the full year.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $15,088,687 since its inception, has working capital of $12,439 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the three months ended September 30, 2006
(Expressed in US Dollars)
(Unaudited)

Note 2	Continuance of Operations (continued)

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3	Additional Significant Accounting Policy

Beneficial Conversion Feature

When the Company incurs convertible debt that provides for a rate of conversion that is below market value, it is known as a beneficial conversion feature (“BCF”). Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the conversion feature of the note is separately accounted for as a liability based on its fair value because the economic characteristics and risks of the conversion feature are not clearly and closely related to the economic characteristics of the host debt.

Note 4	Related Party Transactions

In August 2006, a director of the Company exercised 50,000 share purchase options at $0.15 per share for options outstanding at June 30, 2006 for total proceeds of $7,500. The shares were issued in October 2006.

Included in accounts payable is $48,888 (June 30, 2006: $66,765) due to a director and officer of the Company and a company with a common director for administrative fees charged in prior years.

During the three months ended September 30, 2006, the Company entered into three separate loan agreements with two shareholders of the Company (Note 5).

Note 5	Shareholder Loans

The following borrowing transactions occurred during the three months ended September 30, 2006:

By a loan agreement dated August 4, 2006, the Company was loaned $50,000 by a shareholder of the Company. This loan is unsecured and non-interest bearing. The agreement provides that if the loan is not repaid within 60 days, interest will accrue at a monthly rate of 2% of the principal unpaid balance. As a funding fee for the loan, the Company agreed to issue the shareholder 30,000 shares of the Company's common stock. The shares were issued in October 2006.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the three months ended September 30, 2006
(Expressed in US Dollars)
(Unaudited)

Note 5	Shareholder Loans (continued)

By an agreement dated August 31, 2006, the Company was loaned $100,000 by the above noted shareholder. This loan is secured and non-interest bearing. The loan is secured by the Company’s inventory, equipment, trademarks, trade names, contract rights and leasehold interests. The agreement provides that if the loan is not repaid within 90 days, interest will accrue at a monthly rate of 2.5% of the principal unpaid balance. As a funding fee for the loan, the Company agreed to issue the shareholder 250,000 shares of the Company's common stock. The shares were issued in October 2006.

By an agreement dated September 5, 2006, the Company was loaned $150,000 by a shareholder of the Company. The subordinated loan has a term of five years; bears interest at 10% per annum and is convertible into common stock of the Company at $0.07 per share. In addition, for each share of common stock issued upon conversion, a warrant to purchase additional shares of common stock of the Company will be issued at an exercise price of $0.20 per share for two years from the date the loan is converted. An amount of $150,000 was recognized during the three months ended September 30, 2006 as the fair value of the beneficial conversion feature of this loan.

At September 30, 2006, accrued interest of $958 has been recorded.

Note 6	Share Capital

Commitments:

Share capital subscribed:

As at September 30, 2006, proceeds of $130,500 representing 1,864,283 shares at $0.07 per share had been received by the Company as subscription for a private placement to be completed during the three months ended December 31, 2006 (Note 9).

Obligation to issue shares:

Pursuant to two loan agreements entered into during the three months ended September 30, 2006 with a shareholder of the Company, 30,000 shares valued at $0.17 per share and 250,000 shares valued at $0.15 per share are owed as a funding fee. The shares were issued in October 2006.

A director of the Company exercised 50,000 share purchase options at $0.15 per share for total proceeds of $7,500. The shares were issued in October 2006.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the three months ended September 30, 2006
(Expressed in US Dollars)
(Unaudited)

Note 6	Shareholder Loans (continued)

Commitments: (continued)

Warrants:

Share purchase warrants outstanding to acquire an equal number of common shares as of June 30, 2006 are as follows:

Number of Warrants	Exercise Price	Expiry Date
6,820,500	$0.25	October 30, 2006	(1)
1,363,636	$0.30	November 17, 2006
4,641,667	$0.30	September 01, 2007
1,400,000	$0.40	June 20, 2008
14,225,803

(1) Subsequent to September 30, 2006, these warrants expired.

Stock Options:

The Company issues stock options as approved by the board of directors to employees, consultants and directors. Options are issued at the average trading price of the 10 days preceding the grant date as a minimum and may be granted for periods of up to five years. The vesting schedule for each grant is determined by the board of directors. As at September 30, 2006 the total number of options approved for issue is 4,000,000, of which no more than 1,085,000 options may be granted to insiders.

A summary of the status of the Company's stock option plan as of September 30, 2006 and June 30, 2006 and changes during the period ending on that dates, is presented below:

	September 30, 2006		June 30, 2006
	Number of options	Weighted Average Exercise Price	Number of options	Weighted Average Exercise Price
Outstanding, beginning of period	1,050,000	0.28	1,780,500	0.43
Exercised	(50,000)	0.15	(32,250)	0.15
Expired	-	-	(167,000)	1.79
Forfeited	-	-	(531,250)	0.38
Outstanding and exercisable, end of period	1,000,000	0.28	1,050,000	0.28

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the three months ended September 30, 2006
(Expressed in US Dollars)
(Unaudited)

Note 6	Share Capital (continued)

Commitments: (continued)

Stock Options: (continued)

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at September 30, 2006

0.15	616,000	3.25	616,000
0.50	384,000	1.25	384,000
	1,000,000	2.49	1,000,000

The options expire December 31, 2007 as to 384,000 options at $0.50 per share and December 31, 2009 as to 616,000 options at $0.15 per share.

Note 7	Segmented Information

The Company operates in one business segment: the development, manufacture and installation of unattended smartcard applications.

For the three months ended September 30, 2006, revenues by country are as follows:

2006 $

Canada	24,615
United States	47,972
Other	458
73,045

Note 7	Segmented Information (continued)

As at September 30, 2006, the net book value of capital assets are located in Canada and the United States are $6,642 and $24,083, respectively.

During the three months ended September 30, 2006, four customers accounted for 70% of revenues.

Note 8	Commitments and Contingencies

Obligations under the operating leases on office premises are:

$

2007	62,620
2008	25,618
2009	16,412
104,650

The Company signed an employment agreement dated December 19, 2005 with the president of the Company whereby the president will receive a salary of $17,500 per month plus $1,000 per month in benefits. In addition, the president is entitled to receive bonuses not to exceed 200% of his salary based on the achievement of certain financial targets. The term of the contract is indefinite.

The Company signed an employment agreement dated March 1, 2006 with an officer of the Company whereby the officer will receive a salary of $13,000 per month plus benefits. In addition, the officer is entitled to receive bonuses not to exceed 150% of his salary based on the achievement of certain financial targets. The term of the contract is indefinite.

A notice of claim has been filed in the Provincial Court of British Columbia against the Company whereby the claimant is claiming $25,000 in damages plus costs from misrepresentation. Management of the Company feels the claim is without merit and is unlikely to succeed.

Note 9	Subsequent Events - Note 6

On October 3, 2006 the Company completed a private placement of 2,408,873 units at $0.07 per unit for total proceeds of $168,621. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at $0.20 per share until October 3, 2008.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the three months ended September 30, 2006
(Expressed in US Dollars)
(Unaudited)

Note 10	Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the three months ended September 30, 2006, the Company issued 280,000 common shares valued at $42,600 as a funding fee pursuant to two shareholder loan agreements. This transaction has been excluded from the statement of cash flows.

15

Item 2. Management’s Discussion and Analysis or Plan or Operation

Forward Looking Statements

We are including the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, us. Certain statements contained herein and other materials we file with the Securities and Exchange Commission are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward looking statements are accompanied by words such as “may”, “will”, “could”, “should”, “anticipate”, “believe”, “budgeted”, “expect”, “intend”, “plan”, “project”, “potential”, “estimate”, or “future” or variations thereof or similar statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but we cannot assure you that management's expectations, beliefs or projections will result or be achieved or accomplished.

Our Business

We operate as a designer, developer and marketer of hardware and software for smart cards. We are a leading supplier of smart card systems for various vertical markets including vending machines, parking meters, gaming, photocopiers, laundry machines and water operators. Our products have been installed in Canada, the United States of America, Venezuela, the United Kingdom and Norway.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenues during the three months ended September 30, 2006 were $73,045, primarily derived from the sale of smart cards and ancillary products to our client base, fundamentally within the parking and newspaper vending industries. Sales of our products in the first quarter of fiscal 2007 increased 173% from sales achieved in the preceding quarter. This represents $46,331 in additional sales. Sales continue to be concentrated in a few clients. Sales in the first quarter of fiscal 2007 increased by $22,846, or 46%, from sales in the comparative fiscal 2006 period. The increase in sales is the result of demand changes from our most significant clients in the parking and newspaper vending industries. We have received a significant sales order from our major parking client, which is expected to be delivered in the next quarter.

We incurred a net loss of $580,601 in the quarter ended September 30, 2006 and have incurred losses in past periods. Losses were funded by the receipt of share capital and the exercise of stock purchase options. We expect to be able to fund working capital requirements in future periods with cash flow from operations and the issuance of equity.

Cost of sales during the period was $33,834, which represents 46% of sales, a slight decrease from total cost of sales of $19,145, or 38% of sales, in the comparative quarter. Gross margins were $39,211 or 54% of sales (comparative quarter: 62% of sales).

Our expenses in the quarter are categorized as administration, amortization, development costs, financing costs and interest, investor relations, sales and marketing and professional fees.

During the first quarter of fiscal 2007, administration expenses were $186,087 (comparative period: $174,452), which include the following three major expenses: salaries and benefits paid to employees performing administrative duties, foreign exchange expense (most of which is unrealized and refers to adjustments of monetary items at quarter end) and rent expense.

Development costs in the quarter ended September 30, 2006 were $32,778 (comparative period: $48,499), of which the most significant expense was for salaries and benefits paid to employees involved in the development of our products. We anticipate that development costs will increase in fiscal 2007 to accommodate our projected increased commercial activity.

Financing costs of $43,892 during the three months ended September 30, 2006 included $42,600 relating to the fair value of shares issued to a shareholder as funding fees for two loans made to us.

During the quarter ended September 30, 2006, we incurred investor relations expenses of $141,020, (comparative period $142,181), most of which refers to the amortization of the cost attributed to shares committed for issuance to investor relations providers. Other costs are for consulting fees provided to us relating to investor relations services.

Sales and marketing expense in the quarter ended September 30, 2006 $43,184 (comparative period: $37,498), which consists fundamentally of salaries and benefits.

Professional fees of $21,864 during the quarter were for audit and legal fees incurred in connection with regulatory and compliance work. It is expected that future quarters’ professional fees will be lower than those in the current quarter due to the completion of our change in domicile at the end of fiscal 2006.

In the first quarter 2007, an amount of $149,081 was recognized as a beneficial conversion expense relating to a loan agreement with one of our shareholders.

We recorded an operating loss of $431,567 in the quarter ended September 30, 2006, compared to an operating loss of $413,389 in the three months ended September 30, 2005. In the quarter ended September 30, 2006, we posted a net loss of $580,601, or $0.01 per share, compared to a net loss of $413,389 or $0.01 per share in the comparative period.

We did not engage in any investing activities in the current quarter or in the comparative quarter of fiscal 2006. We will face the need to incur capital expenditures in fiscal 2007 to upgrade certain hardware used by our employees to perform their development duties.

At September 30, 2006, our cash position was $172,326, with working capital of $12,439

Summary of Quarterly Results

	Qtr ended	Qtr ended	Qtr ended	Qtr ended
	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005
Total revenues	$73,045	$26,715	$256,487	$72,767
(Net loss)	(580,601)	(669,563)	(315,229)	(391,252)
(Loss) per share, basic and diluted	(0.01)	(0.02)	(0.01)	(0.01)

	Qtr ended	Qtr ended	Qtr ended	Qtr ended
	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004
Total revenues	$50,199	$22,382	$96,208	$120,152
(Net loss)	(413,389)	(549,745)	(181,897)	(192,308)
(Loss) per share, basic and diluted	(0.01)	(0.02)	(0.01)	(0.01)

Liquidity and Capital Resources

We have incurred operating losses in the reporting period and in past periods. Our ability to continue operating as a going concern is contingent on our ability to rely on equity or debt financing to cover operating deficits until such time as our operations become cash neutral or cash positive.

By a loan agreement dated August 4, 2006, we were loaned $50,000 by one of our shareholders, Dan Berry. This loan is unsecured and non-interest bearing. The agreement provides that if the loan is not repaid within 60 days, interest will accrue at a monthly rate of 2% of the principal unpaid balance. As a funding fee for the loan, we issued Mr. Berry 30,000 shares of our common stock.

By a loan agreement dated August 31, 2006, we were loaned $100,000 by the same shareholder mentioned above. This loan is secured by our inventory, equipment, trademarks, trade names, contract rights and leasehold interests and is non-interest bearing. The agreement provides that if the loan is not repaid within 90 days, interest will accrue at a monthly rate of 2.5% of the principal unpaid balance. As a funding fee for the loan, we issued the shareholder 250,000 shares of our common stock.

By a Convertible Subordinated Capital Note dated September 5, 2006, we were loaned $150,000 by shareholders, Scott and Kymberly. The subordinated loan has a term of five years, bears interest at 10% per annum and is convertible into shares of our common stock at a price of $0.07 per share. In addition, for each share of common stock issued, a warrant to purchase additional shares of our common stock will be issued at an exercise price of $0.20 per share for two years from the date the loan is converted. An amount of $149,081 was recognized during the three months ended September 30, 2006 as the fair value of the beneficial conversion feature of this loan.

In August 2006, one of our directors exercised 50,000 share purchase options at $0.15 per share for options outstanding at June 30, 2006 for total proceeds of $7,500.

On October 3, 2006, we completed a private placement of 2,408,873 units at $0.07 per unit for total proceeds of $168,621. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at $0.20 per share until October 3, 2008.

As disclosed in Results of Operations, we posted a net loss in the quarter ended September 30, 2006 of $580,601. Losses in subsequent periods will be reduced or eliminated if we are able to secure sales streams that are still not fully in place at the date of this report. Even if we achieve decreasing quarterly losses in subsequent periods, we still may face the need to raise additional funding in the capital markets or through further short or long-term debt in the near future, until we can achieve positive cash flows from operations.

We are not currently committed to further capital expenditures for the purchase of property, plant and equipment.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

There were no changes in our internal controls over financial reporting, known to the principal executive and principal financial officer that occurred during the period of this report, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2006, we committed to issue 30,000 shares of our common stock to a shareholder as a funding fee for the loan shareholder, Dan Berry made to us in the principal amount of $50,000. The shares were issued in October 2006.

On August 31, 2006, we committed to issue 250,000 shares of our common stock to the same shareholder as a funding fee for a second loan he made to us in the principal amount of $100,000. The shares were issued in October 2006.

On September 5, 2006, we were loaned $150,000 by shareholders, Scott and Kymberly Sabins. The subordinated loan has a term of five years, bears interest at 10% per annum and is convertible into our common stock at a price of $0.07 per share. In addition, for each share of common stock issued, a warrant to purchase additional shares of our common stock will be issued to the shareholders at an exercise price of $0.20 per share for two years from the date the loan is converted.

On October 3, 2006, we completed a private placement of 2,408,873 units at $0.07 per unit for total proceeds of $168,621. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at $0.20 per share until October 3, 2008.

All of the above offerings and sales were deemed to be exempt under Regulation D of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 6. Exhibits

The following are exhibits to this report:

Exhibit No.	Description

3.1
Certificate of Incorporation of QI Systems Inc., filed as an exhibit to Form 8-A of QI Systems Inc. filed with the Securities and Exchange Commission on July 3, 2006 and incorporated by reference herein.

3.2	Bylaws of QI Systems Inc., filed as an exhibit to Form 8-A of QI Systems Inc. filed with the Securities and Exchange Commission on July 3, 2006 and incorporated by reference herein.

*10.1	Loan Agreement, dated August 4, 2006, by and between QI Systems Inc. and Danny Berry.

*10.2	Loan Agreement, dated August 31, 2006, by and between QI Systems Inc. and Danny Berry.

*10.3	Convertible Subordinated Capital Note, dated September 5, 2006, by and between QI Systems Inc. and Scott and Kymberly Sabins.

*31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________
*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QI SYSTEMS INC.
(Registrant)

Date: November 20, 2006	By:	/s/ Steven R. Garman
Steven R. Garman
President and Chief Executive Officer

Date: November 20, 2006	By:	/s/ Robert I. McLean Jr.
Robert I. McLean Jr.
Chief Financial Officer (Chief Accounting Officer) and Chief Operating Officer