Form 10QSB
period 2006-12-31
QI SYSTEMS INC
filed 2007-02-14
CIK 1125672

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 000-30948

QI SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5126146
(State or other jurisdiction of incorporate of organization)	(IRS Employer Identification Number)

609 Cheek Sparger Road, Suite 300; Colleyville, TX 76034
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of February 12, 2006
Common Stock, par value $0.001 per share	45,544,630

Transitional Small Business Disclosure Format (check one);

Yes ☐ No ☒

QI SYSTEMS INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

QI SYSTEMS INC.

A Delaware Company

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For Three and Six Months Ended December 31, 2006 and 2005

(Expressed in US dollars)

QI SYSTEMS INC.
Interim Consolidated Balance Sheets
December 31, 2006 and June 30, 2006
(Expressed in US Dollars)
(Unaudited)

	December 31, 2006	June 30, 2006
	$	$
Assets
Current
Cash and cash equivalents	102,343	73,559
Receivables	53,459	31,963
Prepaid expenses	5,729	227,566
Inventory	214,934	149,902
	376,465	482,990
Deposit	1,000	1,000
Equipment	32,020	32,680
	409,485	516,670
Liabilities
Current
Payables and accruals	341,702	350,954
Shareholder loans - Note 5	252,789	2,575
Deposits received	36,368	20,059
Unearned revenue	51,211	10,734
	682,070	384,322
Long term shareholder loans - Note 5	154,708	-
	836,778	384,322

Stockholders’ Equity (Deficiency)
Capital stock - Note 6
Authorized: 100,000,000 common stock, $0.001 par value
Issued: 45,544,630 common stock (June 30, 2006: 42,095,756)	45,545	42,096
Additional paid in capital	15,031,421	14,613,929
Accumulated Deficit	(15,450,493)	(14,508,086)
Cumulative translation adjustment	(53,766)	(15,591)
	(427,293)	132,348
	409,485	516,670

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Interim Consolidated Statements of Operations
for the three and six months ended December 31, 2006 and 2005
(Expressed in US Dollars)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
	$	$	$	$

Revenue	187,676	72,767	260,721	122,966

Cost of goods sold	108,935	34,319	142,769	53,464
	78,741	38,448	117,952	69,502

Expenses
Administration	134,597	194,755	320,684	369,207
Amortization	2,520	1,173	4,473	2,345
Development costs	26,272	31,936	59,050	80,435
Financing costs and interest	30,807	491	73,745	1,411
Interest on long term debt - Note 5	2,566	-	152,601	-
Investor relations	126,095	125,886	267,115	268,067
Sales and marketing	70,705	31,179	113,889	68,677
Professional fees	37,774	62,122	59,638	77,415
Stock-based compensation	9,850	24,836	9,850	49,263
	441,186	472,378	1,061,045	916,820
Operating loss	(362,445)	(433,930)	(943,093)	(847,318)
Interest income	639	-	686	-
Gain on settlement of debt	-	42,678	-	42,678
Net loss	(361,806)	(391,252)	(942,407)	(804,640)

Other comprehensive income:
Foreign currency translation adjustment	27,316	9,212	38,175	33,281
Comprehensive loss	(334,490)	(382,040)	(904,232)	(771,359)

Net Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding	44,822,495	37,792,972	43,459,127	34,232,934

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
for the three and six months ended December 31, 2006 and 2005
(Expressed in US Dollars)
(Unaudited)

	Six months ended December 31,
	2006	2005
	$	$
Cash Flows related to Operating Activities
Net loss for the period	(942,407)	(804,640)

Adjustments to reconcile net loss used in operations
Stock-based compensation	9,850	49,263
Employment Incentive paid with shares	9,256	37,500
Investor relations expense	230,177	222,333
Finance fee	72,468	-
Gain on settlement of debt	-	(42,678)
Amortization	4,473	2,345
Interest Expense	147,939	-
Inventory write-down	3,542	-
Changes in non-cash working capital items
Receivables	(21,496)	(39,993)
Share subscriptions receivable	-	(16,189)
Prepaid expenses	(5,044)	202,495
Inventory	(68,464)	364
Payables and accruals	4,369	(430,172)
Deposits received	32,586	9,821
Unearned revenue	26,798	-
	(495,953)	(809,551)

Cash Flows related to Investing Activity
Investment in capital assets	(3,813)	(17,681)

…/cont’d

The accompanying notes are an integral part of these financial statements.

Continued
QI SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
for the three and six months ended December 31, 2006 and 2005
(Expressed in US Dollars)
(Unaudited)

	Six months ended December 31,
	2006	2005
	$	$
Cash Flows related to Financing Activities
Proceeds from (repayment of) shareholder loans	404,708	(20,109)
Proceeds from share issuances, net of issue costs	155,000	992,175
Proceeds from exercise of stock options and warrants	7,500	206,666
	567,208	1,178,732

Effect of foreign currency translation on cash	(38,658)	(60,665)
Net increase in cash	28,784	290,835
Cash, beginning	73,559	59,950
Cash and cash equivalents, ending	102,343	350,785

Non-cash transactions - Note 10

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Interim Consolidated Statements of Stockholders' Equity (Deficiency)
for the year ended June 30, 2006 and for the six months ended December 31, 2006
(Expressed in US Dollars)
(Unaudited)

			Additional	Share		Cumulative	Stockholders’
	Common Shares		Paid-in	Capital	Accumulated	Translation	Equity
	Number	Par Value*	Capital*	Subscribed	Deficit	Adjustment	(Deficiency)

Balance, June 30, 2005	24,230,053	$24,230	$11,962,199	$692,333	$(12,718,653)	$(86,916)	$(126,807)
Issued pursuant to private placements
for cash	12,620,500	12,620	1,609,430	(270,300)	-	-	1,351,750
for settlement of debts	241,667	242	36,008	-	-	-	36,250
Issued pursuant to a debt settlement agreement	100,000	100	30,900	-	-	-	31,000
Issued for services	4,292,500	4,293	758,520	(444,063)	-	-	318,750
Share issue costs	150,000	150	(95,854)	22,030	-	-	(73,674)
Stock-based compensation	-	-	58,047	-	-	-	58,047
Exercise of options for cash	32,250	32	4,806	-	-	-	4,838
Exercise of warrants
for cash	966,665	967	192,366	-	-	-	193,333
for settlement of debts	212,121	212	56,757	-	-	-	56,969
Escrow shares cancelled	(750,000)	(750)	750	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	71,325	71,325
Net loss	-	-	-	-	(1,789,433)	-	(1,789,433)

Balance, June 30, 2006	42,095,756	42,096	14,613,929	-	(14,508,086)	(15,591)	$132,348
Issued pursuant to private placements							-
for cash	2,214,287	2,214	152,786	-	-	-	155,000
for settlement of debts	194,587	195	13,426	-	-	-	13,621
Issued for Services	210,000	210	12,390				12,600
Beneficial conversion feature - Note 5	-	-	150,000	-	-	-	150,000
Stock based compensation	-	-	9,620				9,621
Exercise of stock options for cash	50,000	50	7,450	-	-	-	7,500
Pursuant to loan agreements	780,000	780	71,820	-	-	-	72,600
Foreign currency translation adjustment	-	-	-	-	-	(38,175)	(38,175)
Net loss	-	-	-	-	(942,407)	-	(942,407)

Balance, December 31, 2006	45,544,630	$45,545	$15,031,421	$-	$(15,450,493)	$(53,766)	$(427,293)
*The par value of common shares has been retroactively restated to reflect a change from no par value to a par value of $0.001 effective July 1, 2006.

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the six months ended December 31, 2006
(Expressed in US Dollars)
(Unaudited)

Note 1	Interim Reporting

QI Systems Inc. (“QI” or “the Company”) was incorporated in 1978 under the British Columbia Company Act. Effective July 1, 2006, the Company changed its jurisdiction of incorporation to the State of Delaware, USA. The Company manufactures, designs and sells readers that allow the use of cash-card payment systems for self-serve applications such as vending, gaming, laundromat machines, transit fare collection systems and newspaper vending machines.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2006.

The results of operations for the six months ended December 31, 2006 are not indicative of the results that may be expected for the full year.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $15,450,493 since its inception, has a working capital deficit of $305,605 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the six months ended December 31, 2006
(Expressed in US Dollars)
(Unaudited)

Note 3	Additional Significant Accounting Policy

Beneficial Conversion Feature

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for a rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the proceeds received. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

Note 4	Related Party Transactions

During the six months ended December 31, 2006, the Company entered into four separate loan agreements with two shareholders of the Company and a related party to one of the shareholders (Note 5). A portion of the proceeds from the loan with the related party to one of the shareholders was used to pay off two earlier loans from the same shareholder.

Note 5	Shareholder Loans

The following borrowing transactions occurred during the six months ended December 31, 2006:

By a loan agreement dated August 4, 2006, the Company was loaned $50,000 by a shareholder of the Company. This loan is unsecured and non-interest bearing. The agreement provides that if the loan is not repaid within 60 days, interest will accrue at a monthly rate of 2% of the principal unpaid balance. As a funding fee for the loan, the Company agreed to issue the shareholder 30,000 shares of the Company's common stock. The shares were issued in October 2006. This loan was subsequently paid off as part of a new loan agreement dated December 18, 2006. Interest accrued on this loan was forgiven.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the six months ended December 31, 2006
(Expressed in US Dollars)
(Unaudited)

Note 5	Shareholder Loans (continued)

By an agreement dated August 31, 2006, the Company was loaned $100,000 by the above noted shareholder. This loan is secured and non-interest bearing. The loan is secured by the Company’s inventory, equipment, trademarks, trade names, contract rights and leasehold interests. The agreement provides that if the loan is not repaid within 90 days, interest will accrue at a monthly rate of 2.5% of the principal unpaid balance. As a funding fee for the loan, the Company agreed to issue the shareholder 250,000 shares of the Company's common stock. The shares were issued in October 2006. This loan was subsequently paid off as part of a new loan agreement dated December 18, 2006. Interest accrued on this loan was forgiven.

By an agreement dated September 5, 2006, the Company was loaned $150,000 by a shareholder of the Company. The subordinated loan has a term of five years; bears interest at 10% per annum and is convertible into common stock of the Company at $0.07 per share. In addition, for each share of common stock issued upon conversion, a warrant to purchase additional shares of common stock of the Company will be issued at an exercise price of $0.20 per share for two years from the date the loan is converted. An amount of $150,000 was recognized during the three months ended September 30, 2006 as the fair value of the beneficial conversion feature of this loan. This amount has been included in interest on long term debt. At December 31, 2006, accrued interest of $4,708 has been recorded.

By an agreement dated December 18, 2006, the Company was loaned $250,000 by a company affiliated with a shareholder. The loan is secured by the Company’s inventory, equipment, trademarks, trade names, contract rights and leasehold interest. The agreement provides that if the loan is not repaid within 90 days, interest will accrue at a monthly rate of 2.5% of the principal unpaid balance. As a funding fee for the loan, the Company issued 500,000 restricted shares of its common stock. As a condition of the loan, the Company agreed to pay off the August 5, 2006 loan for $50,000 and the August 31, 2006 loan for $100,000 from the same shareholder. Interest accrued on those two loans was forgiven.

Note 6	Share Capital - Notes 8 and 9

Share Issuance:

Pursuant to three loan agreements entered into during the six months ended December 31, 2006 with a shareholder of the Company and a related party to the shareholder, the Company issued 30,000 shares valued at $0.17 per share issued in October 2006; 250,000 shares valued at $0.15 per share issued in October 2006; and 500,000 shares valued at $0.06 per share issued in December 2006.

A director of the Company exercised 50,000 share purchase options at $0.15 per share for total proceeds of $7,500. The shares were issued in October 2006.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the six months ended December 31, 2006
(Expressed in US Dollars)
(Unaudited)

Note 6	Share Capital - Notes 8 and 9 (continued)

Share Issuance: (continued)

On October 3, 2006, the Company completed a private placement of 2,408,874 Units at $0.07 per Unit for gross proceeds of $168,621. $13,621 of the proceeds were paid by the settlement of debts outstanding at that time. Each Unit is comprised of one share of common stock of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at $0.20 per share. The warrants expire on October 3, 2008.

On December 22, 2006, the Company issued 50,000 shares of its common stock at $0.06 to an employee of the Company as part of his employment arrangement.

On December 22, 2006, the Company issued 100,000 shares of its common stock at $0.06 to a consultant to the Company as part of his service agreement.

On December 22, 2006, the Company issued 60,000 shares of its common stock at $0.06 to a related party of an investor relations consultant for services rendered on the Company’s behalf.

Commitments:

Warrants:

On October 3, 2006, pursuant to a private placement, the Company issued 2,408,874 warrants exercisable at $0.20 per share which expire on October 3, 2008.

A summary of the status of the Company's warrant activity as of December 31, 2006 and June 30, 2006 and changes during the period ending on those dates, is presented below:

	December 31, 2006		June 30, 2006
	Number of options	Weighted Average Exercise Price	Number of options	Weighted Average Exercise Price
Outstanding, beginning of period	14,225,803	$0.29	6,625,574	$0.28
Issued	2,408,874	$0.20	12,862,167	$0.29
Exercised	-	-	(1,178,786)	$0.21
Expired	(8,184,136)	$0.26	(4,084,152)	$0.30
Outstanding, end of period	8,450,541	$0.29	14,225,803	$0.29

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the six months ended December 31, 2006
(Expressed in US Dollars)
(Unaudited)

Note 6	Share Capital - Notes 8 and 9 (continued)

Commitments: (continued)

Warrants: (continued)

Share purchase warrants outstanding to acquire an equal number of common shares as of December 31, 2006 and June 30, 2006 are as follows:

Number of Warrants		Exercise	Expiry
December 31, 2006	June 30, 2006	Price	Date
-	6,820,500	$0.25	October 30, 2006
-	1,363,636	$0.30	November 17, 2006
4,641,667	4,641,667	$0.30	September 01, 2007
1,400,000	1,400,000	$0.40	June 20, 2008
2,408,874	-	$0.20	October 3, 2008
8,450,541	14,225,803

Stock Options:

The Company issues stock options as approved by the board of directors to employees, consultants and directors. Options are issued at the fair market price at the time of grant and may be granted for periods of up to five years. The vesting schedule for each grant is determined by the board of directors.

On December 20, 2006 the board of directors granted 2,000,000 options to its directors, employees and certain contractors. The option price is $0.06 per share and will vest quarterly over the next two years. The options will expire on December 20, 2011.

On December 20, 2006, the board of directors repriced 384,000 options issued on December 31, 2002 from an exercised price of $0.50 per share to $0.06 per share. These options remain fully vested and will expire on December 31, 2007.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the six months ended December 31, 2006
(Expressed in US Dollars)
(Unaudited)

Note 6	Share Capital - Notes 8 and 9 (continued)

Commitments: (continued)

Stock Options: (continued)

A summary of the status of the Company's stock option plan as of December 31, 2006 and June 30, 2006 and changes during the period ending on that dates, is presented below:

	December 31, 2006		June 30, 2006
	Number of options	Weighted Average Exercise Price	Number of options	Weighted Average Exercise Price
Outstanding, beginning of period	1,050,000	(A) 0.12	1,780,500	0.43
Issued	2,000,000	0.06	-	-
Exercised	(50,000)	0.15	(32,250)	0.15
Expired	-	-	(167,000)	1.79
Forfeited	-	-	(531,250)	0.38
Outstanding, end of period	3,000,000	0.08	1,050,000	(A) 0.12

(A) Reflects restatement of 384,000 options originally priced at $0.50 per share, repriced to $0.06 per share in December 2006.

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31,2006	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at December 31,2006

0.15	616,000	3.00	616,000
0.06	2,384,000	4.33	384,000
	3,000,000	2.49	1,000,000

The options expire December 31, 2007 as to 384,000 options at $0.06 per share; December 31, 2009 as to 616,000 options at $0.15 per share and December 20, 2011 as to 2,000,000 options at $0.06 per share.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the six months ended December 31, 2006
(Expressed in US Dollars)
(Unaudited)

Note 7	Segmented Information

The Company operates in one business segment: the development, manufacture and installation of unattended smartcard applications.

For the six months ended December 31, 2006, revenues by country are as follows:

2006
$

Canada	184,705
United States	65,078
Other	10,938
260,721

As at December 31, 2006, the net book value of capital assets located in Canada and the United States are $9,354 and $22,666, respectively.

During the six months ended December 31, 2006, one customer accounted for 66% of revenues.

Note 8	Commitments and Contingencies

Obligations under the operating leases on office premises are:

$
Remaining for fiscal period:
2007	39,919
2008	25,618
2009	16,412
81,949

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

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the six months ended December 31, 2006
(Expressed in US Dollars)
(Unaudited)

Note 8	Commitments and Contingencies (continued)

On December 5, 2006, the Company signed a service agreement with a consultant to the Company. Pursuant to the agreement, the consultant received 100,000 shares of the Company’s common stock at the start of his assignment and will receive a monthly fee of $8,333 for a period of six months and an additional 100,000 shares of the Company’s restricted common stock after completing six months of service.

A notice of claim has been filed in the Provincial Court of British Columbia against the Company whereby the claimant is claiming $25,000 in damages plus costs from misrepresentation. Management of the Company believes the claim is without merit and is unlikely to succeed.

Note 9	Subsequent Event

In February 2007, the Company received share subscriptions for 1,428,571 Units at $0.07 per Unit for gross proceeds of $100,000. Each Unit is comprised of one restricted share of common stock of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at $0.20 per share. The warrants will expire in February 2009.

Note 10	Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the six months ended December 31, 2006, the Company issued 780,000 common shares valued at $72,600 as a funding fee pursuant to three shareholder loan agreements. The Company also issued 210,000 common shares valued at $12,600 for services. These transactions have been excluded from the statement of cash flows.

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

Results of Operations

Three Months Ended December 31, 2006 and 2005

Revenues during the three months ended December 31, 2006 were $187,676, primarily derived from the sale of smart cards and ancillary products to our client base, fundamentally within the parking and newspaper vending industries. Sales of our products in the first quarter of fiscal 2007 increased 157% from sales achieved in the preceding quarter. This represents $114,631 in additional sales. Sales continue to be concentrated in a few clients. Sales in the second quarter of fiscal 2007 increased by $114,909, or158%, over sales in the comparative fiscal 2006 period. The increase in sales is the result of demand changes from our most significant clients in the parking and newspaper vending industries.

We incurred a net loss of $361,806 in the quarter ended December 31, 2006 and have incurred losses in past periods. Losses were funded by the receipt of share capital and the exercise of stock purchase warrants. We expect to be able to fund working capital requirements in future periods with cash flow from operations and the issuance of equity.

Cost of sales during the period was $108,935, which represents 58% of sales, an increase from total cost of sales of $34,319, or 47% of sales, in the comparative quarter. Gross margins were $78,741 or42% of sales (comparative quarter: 53% of sales).

Our expenses in the quarter are categorized as administration, amortization, development costs, financing costs and interest, investor relations, sales and marketing and professional fees.

During the second quarter of fiscal 2007, administration expenses were $134,597 (comparative period: $194,755), which include the following three major expenses: salaries and benefits paid to employees performing administrative duties, foreign exchange expense (most of which is unrealized and refers to adjustments of monetary items at quarter end) and rent expense.

Development costs in the quarter ended December 31, 2006 were $26,272 (comparative period: $31,936), of which the most significant expense was for salaries and benefits paid to employees involved in the development of our products. We anticipate that development costs will increase in fiscal 2007 to accommodate our projected increased commercial activity.

Financing costs of $30,807 during the three months ended December 31, 2006 included $30,000 relating to the fair value of shares issued to a shareholder as funding fees for a loan made to us.

During the quarter ended December 31, 2006, we incurred investor relations expenses of $126,095, (comparative period $125,886), most of which refers to the amortization of the cost attributed to shares committed for issuance to investor relations providers. Other costs are for consulting fees provided to us relating to investor relations services.

Sales and marketing expense in the quarter ended December 31, 2006 totalled $70,705 (comparative period: $31,179), which consists fundamentally of salaries, commissions and benefits.

Professional fees of $37,774 during the quarter (comparative quarter $62,122) were for audit and legal fees incurred in connection with regulatory and compliance work. It is expected that fiscal 2007 professional fees will be lower than those in the prior year due to the completion of our change in domicile at the end of fiscal 2006.

We recorded an operating loss of $362,445 in the quarter ended December 31, 2006, compared to an operating loss of $433,930 in the three months ended December 31, 2005. In the quarter ended December 31, 2006, we posted a net loss of $361,806, or $0.01 per share, compared to a net loss of $391,252 or $0.01 per share in the comparative period.

During the quarter, we invested in $3,813 of capital equipment compared to $8,276 in the comparative quarter of fiscal 2006. We will face the need to incur capital expenditures in fiscal 2007 to upgrade certain hardware used by our employees to perform their development duties.

At December 31, 2006, our cash position was $102,343, with a working capital deficit of $305,605.

Six Months Ended December 31, 2006 and 2005

Revenues during the six months ended December 31, 2006 were $260,721, primarily derived from the sale of smart cards and ancillary products to our client base, fundamentally within the parking and newspaper vending industries. Sales continue to be concentrated in a few clients. Sales in the first six months of fiscal 2007 increased by $137,755, or 112%, from sales in the comparative fiscal 2006 period. The increase in sales is the result of demand changes from our most significant clients in the parking and newspaper vending industries.

Cost of sales during the period was $142,769, which represents 55% of sales, an increase from a total cost of sales of $53,464, or 44% of sales, in the comparative six-month period. Gross margins were $117,952 or 45% of sales (comparative six month period quarter: 56% of sales).

During the first six months of fiscal 2007, administration expenses were $320,684 (comparative period: $369,207), which include the following three major expenses: salaries and benefits paid to employees performing administrative duties, foreign exchange expense (most of which is unrealized and refers to adjustments of monetary items at each quarter end) and rent expense.

Development costs in the six months ended December 31, 2006 were $59,050 (comparative period: $80,435), of which the most significant expense was for salaries and benefits paid to employees involved in the development of our products. We anticipate that development costs will increase in fiscal 2007 to accommodate our projected increased commercial activity.

Financing costs of $73,745 during the six months ended December 31, 2006 included $72,600 relating to the fair value of shares issued to a shareholder as funding fees for loans made to us. During the comparative six month period, we had no formal debt and our financing costs were only $1,411.

Interest expense on long term debt of $152,601 in the six months ended December 31, 2006 included $147,939 of beneficial conversion expense relating to a loan agreement with one of our shareholders.

During the six months ended December 31, 2006, we incurred investor relations expenses of $267,115, (comparative period $268,067), most of which refers to the non-cash amortization of the cost attributed to shares committed for issuance to investor relations providers. Other costs are for consulting fees provided to us relating to investor relations services.

Sales and marketing expense in the six months ended December 31, 2006 totalled $113,889 (comparative period: $68,677), consisting fundamentally of salaries and benefits. The increase is attributable to salary and commissions earned by our VP of Business Development who was not an employee in the comparable six month period.

Professional fees of $59,638 during the six months in fiscal 2007 decreased over the prior year’s expense of $77,415. Current expenses are primarily for audit and legal fees incurred in connection with regulatory and compliance work. It is expected that future professional fees will continue to be lower than those in the current six months due to the completion of our change in domicile at the end of fiscal 2006.

We recorded an operating loss of $943,093 in the six months ended December 31, 2006, compared to an operating loss of $847,318 in the six months ended December 31, 2005. In the six months ended December 31, 2006, we posted a net loss of $942,407, or $0.02 per share, compared to a net loss of $804,640 or $0.02 per share in the comparative period.

During the six months ended December 31, 2006, we invested in $3,813 of capital equipment compared to $17,681 in the comparative six months of fiscal 2006. We will face the need to incur capital expenditures in fiscal 2007 to upgrade certain hardware used by our employees to perform their development duties.

Summary of Quarterly Results

	Qtr ended Dec. 31, 2006	Qtr ended Sept. 30, 2006	Qtr ended June 30, 2006	Qtr ended March 31, 2006
Total revenues	$187,676	$73,045	$26,715	$256,487
(Net loss)	(361,806)	(580,601)	(669,563)	(315,229)
(Loss) per share, basic and diluted	(0.01)	(0.01)	(0.02)	(0.01)

	Qtr ended Dec. 31, 2005	Qtr ended Sept. 30, 2005	Qtr ended June 30, 2005	Qtr ended March 31, 2005
Total revenues	$72,767	$50,199	$22,382	$96,208
(Net loss)	(391,252)	(413,389)	(549,745)	(181,897)
(Loss) per share, basic and diluted	(0.01)	(0.01)	(0.02)	(0.01)

Liquidity and Capital Resources

We have incurred operating losses in the reporting period and in past periods. Our ability to continue operating as a going concern is contingent on our ability to rely on equity or debt financing to cover operating deficits until such time as our operations become cash neutral or cash positive.

In December 2006, we became obligated to repay a secured, non-interest bearing loan in the amount of $250,000 to a company affiliated with a shareholder. The agreement, pursuant to which the loan was made, provides that if the loan is not repaid within 90 days, interest will accrue at a monthly rate of 2.5% of the principal unpaid balance. As a funding fee for the loan, we issued 500,000 restricted shares of our common stock. As a condition of the loan, we agreed to pay off the August 5, 2006 loan for $50,000 and the August 31, 2006 loan for $100,000 from the same shareholder. Interest accrued on these two loans was forgiven.

On October 3, 2006, we completed a private placement of 2,408,873 units at $0.07 per unit for total proceeds of $168,621. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at $0.20 per share until October 3, 2008.

In February 2007, we completed a private placement of 1,428,571 units at seven cents ($0.07) per unit for gross proceeds of $100,000. Each unit is comprised of one restricted share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at $0.20 per share. The warrants expire in February 2009.

As disclosed in Results of Operations, we posted a net loss in the six months ended December 31, 2006 of $942,407. Losses in subsequent periods will be reduced or eliminated if we are able to secure sales streams that are still not fully in place at the date of this report. Even if we achieve decreasing quarterly losses in subsequent periods, we still may face the need to raise additional funding in the capital markets or through further short or long-term debt in the near future, until we can achieve positive cash flows from operations.

We are not currently committed to further capital expenditures for the purchase of property, plant and equipment.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2006, we committed to issue 30,000 shares of our common stock to a shareholder as a funding fee for the loan he made to us in the principal amount of $50,000. The shares were issued in October 2006.

On August 31, 2006, we committed to issue 250,000 shares of our common stock to the same shareholder as a funding fee for a second loan he made to us in the principal amount of $100,000. The shares were issued in October 2006.

On September 5, 2006, we were loaned $150,000 by another shareholder. The subordinated loan has a term of five years, bears interest at 10% per annum and is convertible into our common stock at a price of $0.07 per share. In addition, for each share of common stock issued, a warrant to purchase additional shares of our common stock will be issued to the shareholder at an exercise price of $0.20 per share for two years from the date the loan is converted.

On October 3, 2006, we completed a private placement of 2,408,873 units at $0.07 per Unit for total proceeds of $168,621. Each Unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at $0.20 per share until October 3, 2008.

On December 21, 2006, we committed to issue 500,000 shares of our common stock to an affiliated company of a shareholder as a funding fee for a loan made to us in the principal amount of $250,000. The shares were issued in December 2006.

On February 12, 2007, we completed a private placement of 1,428,571 units (the "Units") at seven cents ($0.07) per unit for gross proceeds of $100,000. Each unit is comprised of one restricted share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at $0.20 per share until February 2009.

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

Item 5. Other Information

On February 12, 2007, we closed a private placement transaction to an accredited investor. For more information on this private placement, please refer to Part II, Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) of this Report.

Item 6. Exhibits

The following are exhibits to this report:

Exhibit No.	Description
3.1
Certificate of Incorporation of QI Systems Inc., filed as an exhibit to Form 8-A of QI Systems Inc. filed with the Securities and Exchange Commission on July 3, 2006 and incorporated by reference herein.

3.2	Bylaws of QI Systems Inc., filed as an exhibit to Form 8-A of QI Systems Inc. filed with the Securities and Exchange Commission on July 3, 2006 and incorporated by reference herein.

10.1	Form of Subscription Agreement, filed as an exhibit to our current report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2006 and incorporated by reference herein.

*31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________
*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QI SYSTEMS INC.
(Registrant)

Date: February 14, 2007	By:	/s/ Steven R. Garman
Steven R. Garman
President and Chief Executive Officer

Date: February 14, 2007	By:	/s/ Robert I. McLean Jr.
Robert I. McLean Jr.
Chief Financial Officer (Chief Accounting Officer) and Chief Operating Officer