Form 10QSB/A
period 2006-09-30
QI SYSTEMS INC
filed 2007-03-01
CIK 1125672

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB/A

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

Yes   ☐   No   ☒

QI SYSTEMS INC.

FORM 10-QSB/A

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

EXPLANATORY STATEMENT

This Form 10-QSB/A, which amends and restates the Company’s Form 10-QSB for the quarterly period ended September 30, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2006 (the “Original Filing”), is being filed to reflect the restatement of the financial statements for the three month period ending September 30, 2006 and for the related disclosures for the same period.

The Company determined that subsequent to the Original Filing, a Form 10-QSB/A would be required to reclassify the interest expense associated with the beneficial conversion feature of its convertible debt securities. When the Company issues convertible debt securities with a non-detachable conversion feature that provides for a rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”). Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the proceeds received. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

In the Original Filing the beneficial conversion feature was classified as long-term debt on the balance sheet in the financial statements. The amended financial statements properly classify the beneficial conversion feature as additional paid in capital in the shareholders equity section of the balance sheet. The financial statements in the Original Filing also classified the beneficial conversion expense as a separate line item in the income statement. The amended financial statements correctly classify the beneficial conversion expense as part of interest on long term debt.

This Form 10-QSB/A sets forth Part I Item 2 of the Original Filing in its entirety for the convenience of the reader except for where this 10-QSB/A solely amends and restates certain information. This Form 10-QSB/A also updates all CEO and CFO certifications.

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

QI SYSTEMS INC.

A Delaware Company

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Expressed in US dollars)

(Unaudited)

QI SYSTEMS INC.
Interim Consolidated Balance Sheets
September 30, 2006 and June 30, 2006
(Expressed in US Dollars)
(Unaudited)

	September 30, 2006 $	June 30, 2006 $
Assets
Current
Cash and cash equivalents	172,326	73,559
Receivables	75,660	31,963
Prepaid expenses	121,256	227,566
Inventory	164,593	149,902
	533,835	482,990
Deposit	1,000	1,000
Equipment	30,725	32,680
	565,560	516,670
Liabilities
Current
Payables and accruals - Note 4	288,752	350,954
Shareholder loans	153,075	2,575
Deposits received	68,777	20,059
Unearned revenue	10,792	10,734
	521,396	384,322
Long term shareholder loans - Note 5	150,958	-
	672,354	384,322

Stockholders’ Equity (Deficiency)
Capital stock - Note 6
Authorized: 100,000,000 common stock, $0.001 par value
Issued: 42,095,756 common stock (June 20, 2006: 42,095,756)	42,096	42,096
Additional paid in capital	14,757,329	14,613,929
Share capital subscribed - Note 6	130,500	-
Obligation to issue shares - Note 6	56,700	-
Deficit	(15,088,687)	(14,508,086)
Cumulative translation adjustment	(4,732)	(15,591)
	(106,794)	132,348
	565,560	516,670

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Interim Consolidated Statements of Operations
for the three months ended September 30, 2006 and 2005
(Expressed in US Dollars)
(Unaudited)

	2006 $	2005 $

Revenue	73,045	50,199

Cost of goods sold	33,834	19,145
	39,211	31,054

Expenses
Administration	186,087	174,452
Amortization	1,953	1,173
Development costs	32,778	48,499
Financing costs and interest	42,938	920
Interest on long-term debt	150,035	-
Investor relations	141,020	142,181
Sales and marketing	43,184	37,498
Professional fees	21,864	15,293
Stock-based compensation	-	24,427
	619,859	444,443
Operating loss	(580,648)	(413,389)
Interest income	47	-
Net loss	(580,601)	(413,389)

Other comprehensive income:
Foreign currency translation adjustment	10,859	24,069
Comprehensive loss	(569,742)	(389,320)

Net Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	42,095,756	30,672,897

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
for the three months ended September 30, 2006 and 2005
(Expressed in US Dollars)
(Unaudited)

	2006 $	2005 $

Cash Flows related to Operating Activities
Net loss for the year	(580,601)	(413,389)
Adjustments to reconcile net loss used in operations
Stock-based compensation	-	24,427
Investor relations expense	119,822	111,167
Finance fee	42,219	-
Amortization	1,953	1,173
Interest on long-term debt	149,081	-
Inventory write-down	1,796	-
Changes in non-cash working capital items
Receivables	(43,697)	7,986
Prepaid expenses	(13,032)	105,039
Inventory	(16,487)	633
Payables and accruals	(62,202)	(180,643)
Deposits received	47,586	(11,964)
	(353,562)	(355,571)

Cash Flows related to Investing Activity
Investment in capital assets	-	(9,254)

Cash Flows related to Financing Activities
Proceeds from (repayment of) shareholder loans	300,744	(20,109)
Proceeds from share issuances, net of issue costs	-	992,175
Proceeds from exercise of stock options and warrants	7,500	48,667
Proceeds from share capital subscribed	130,500	-
	438,744	1,020,733
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
(Expressed in US Dollars)
(Unaudited)

	Common Shares
	Number	Par Value*	Additional Paid-in Capital*	Share Capital Subscribed	Obligation To issue Shares	Accumulated Deficit	Cumulative Translation Adjustment	Stockholders’ Equity (Deficiency)
Balance, June 30, 2005	24,230,053	$24,230	$11,962,199	$692,333	$-	$(12,718,653)	$(86,916)	$(126,807)
Issued pursuant to private placements
for cash	12,620,500	12,620	1,609,430	(270,300)	-	-	-	1,351,750
for settlement of debts	241,667	242	36,008	-	-	-	-	36,250
Issued pursuant to a debt settlement agreement	100,000	100	30,900	-	-	-	-	31,000
Issued for services	4,292,500	4,293	758,520	(444,063)	-	-	-	318,750
Share issue costs	150,000	150	(95,854)	22,030	-	-	-	(73,674)
Stock-based compensation	-	-	58,047	-	-	-	-	58,047
Exercise of options for cash	32,250	32	4,806	-	-	-	-	4,838
Exercise of warrants
for cash	966,665	967	192,366	-	-	-	-	193,333
for settlement of debts	212,121	212	56,757	-	-	-	-	56,969
Escrow shares cancelled	(750,000)	(750)	750	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	71,325	71,325
Net loss	-	-	-	-	-	(1,789,433)	-	(1,789,433)

Balance, June 30, 2006	42,095,756	42,096	14,613,929	-	-	(14,508,086)	(15,591)	$132,348
Share capital subscribed	-	-	-	130,500		-	-	130,500
Exercise of stock options for cash	-	-	-	-	7,500	-	-	7,500
Fair value of stock option exercised	-	-	(6,600)	-	6,600	-	-	-
Pursuant to loan agreements	-	-	-	-	42,600	-	-	42,600
Beneficial conversion feature			150,000					150,000
Foreign currency translation adjustment	-	-	-	-	-	-	10,859	10,859
Net loss	-	-	-	-	-	(580,601)	-	(580,601)

Balance, September 30, 2006	42,095,756	$42,096	$14,757,329	$130,500	$56,700	$(15,088,687)	$(4,732)	$(106,794)
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

By an agreement dated September 5, 2006, the Company was loaned $150,000 by a shareholder of the Company. The subordinated loan has a term of five years; bears interest at 10% per annum and is convertible into common stock of the Company at $0.07 per share. In addition, for each share of common stock issued upon conversion, a warrant to purchase additional shares of common stock of the Company will be issued at an exercise price of $0.20 per share for two years from the date the loan is converted. An amount of $150,000 was recognized during the three months ended September 30, 2006 as the fair value of the beneficial conversion feature of this loan. This amount has been include in interest on long-term debt.

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

As at September 30, 2006, the net book value of capital assets located in Canada and the United States are $6,642 and $24,083, respectively.

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

Item 2. Management’s Discussion and Analysis or Plan or Operation

Forward Looking Statements

We are including the following cautionary statement in this Form 10-QSB/A for any forward-looking statements made by, or on behalf of, us. Certain statements contained herein and other materials we file with the Securities and Exchange Commission are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward looking statements are accompanied by words such as “may”, “will”, “could”, “should”, “anticipate”, “believe”, “budgeted”, “expect”, “intend”, “plan”, “project”, “potential”, “estimate”, or “future” or variations thereof or similar statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but we cannot assure you that management's expectations, beliefs or projections will result or be achieved or accomplished.

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

In the first quarter 2007, an amount of $149,081 was recognized as a beneficial conversion expense relating to a loan agreement with one of our shareholders. This amount has been included in interest on long-term debt.

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

We recorded an operating loss of $580,648 in the quarter ended September 30, 2006, compared to an operating loss of $413,389 in the three months ended September 30, 2005. In the quarter ended September 30, 2006, we posted a net loss of $580,601, or $0.01 per share, compared to a net loss of $413,389 or $0.01 per share in the comparative period.

We did not engage in any investing activities in the current quarter or in the comparative quarter of fiscal 2006. We will face the need to incur capital expenditures in fiscal 2007 to upgrade certain hardware used by our employees to perform their development duties.

At September 30, 2006, our cash position was $172,326, with working capital of $12,439

Summary of Quarterly Results

	Qtr ended Sept. 30, 2006	Qtr ended June 30, 2006	Qtr ended March 31, 2006	Qtr ended Dec. 31, 2005
Total revenues	$73,045	$26,715	$256,487	$72,767
(Net loss)	(580,601)	(669,563)	(315,229)	(391,252)
(Loss) per share, basic and diluted	(0.01)	(0.02)	(0.01)	(0.01)

	Qtr ended Sept. 30, 2005	Qtr ended June 30, 2005	Qtr ended March 31, 2005	Qtr ended Dec. 31, 2004
Total revenues	$50,199	$22,382	$96,208	$120,152
(Net loss)	(413,389)	(549,745)	(181,897)	(192,308)
(Loss) per share, basic and diluted	(0.01)	(0.02)	(0.01)	(0.01)

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

By a Convertible Subordinated Capital Note dated September 5, 2006, we were loaned $150,000 by shareholders, Scott and Kymberly Sabins. The subordinated loan has a term of five years, bears interest at 10% per annum and is convertible into shares of our common stock at a price of $0.07 per share. In addition, for each share of common stock issued, a warrant to purchase additional shares of our common stock will be issued at an exercise price of $0.20 per share for two years from the date the loan is converted. An amount of $149,081 was recognized during the three months ended September 30, 2006 as the fair value of the beneficial conversion feature of this loan.

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

QI SYSTEMS INC.
(Registrant)

Date: February 28, 2007	By:	/s/ Steven R. Garman
Steven R. Garman
President and Chief Executive Officer

Date: February 28, 2007	By:	/s/ Robert I. McLean Jr.
Robert I. McLean Jr.
Chief Financial Officer (Chief Accounting Officer)
and Chief Operating Officer