Form 10QSB
period 2007-03-31
QI SYSTEMS INC
filed 2007-05-21
CIK 1125672

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 18, 2007
Common Stock, par value $0.001 per share	49,727,486

Transitional Small Business Disclosure Format (check one);

Yes ☐  No ☒

QI SYSTEMS INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

QI SYSTEMS INC.

A Delaware Company

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For Three and Nine Months Ended March 31, 2007 and 2006

(Expressed in US dollars)

QI SYSTEMS INC.
Interim Consolidated Balance Sheets
March 31, 2007 and June 30, 2006
(Expressed in US Dollars)
(Unaudited)

	March 31, 2007	June 30, 2006
	$	$
Assets
Current
Cash and cash equivalents	41,156	73,559
Receivables	139,943	31,963
Prepaid expenses	8,009	227,566
Inventory - Note 4	374,240	149,902
	563,348	482,990
Deposit	1,000	1,000
Equipment	29,502	32,680
	593,850	516,670
Liabilities
Current
Payables and accruals	441,880	350,954
Shareholder loans - Note 6	282,500	2,575
Deposits received	117,527	20,059
Unearned revenue	59,027	10,734
	900,934	384,322
Long term shareholder loans - Note 6	158,512	-
	1,059,446	384,322

Stockholders’ Equity (Deficiency)
Capital stock - Note 7
Authorized: 100,000,000 common stock, $0.001 par value
Issued: 47,123,201 common stock (June 30, 2006: 42,095,756)	47,123	42,096
Additional paid in capital	15,148,904	14,613,929
Shares subscribed	145,500	-
Accumulated Deficit	(15,759,586)	(14,508,086)
Cumulative translation adjustment	(47,537)	(15,591)
	(465,596)	132,348
	593,850	516,670

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Interim Consolidated Statements of Operations
for the three and nine months ended March 31, 2007 and 2006
(Expressed in US Dollars)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
	$	$	$	$

Revenue	188,891	256,487	449,612	379,453

Cost of goods sold	99,020	85,518	241,789	138,982
	89,871	170,969	207,823	240,471

Expenses
Administration	190,556	162,146	511,240	531,353
Amortization	2,517	1,683	6,990	4,028
Development costs	51,901	45,025	110,951	125,460
Financing costs and interest	14,036	594	87,781	2,005
Interest on long term debt - Note 6	2,098	-	154,699	-
Investor relations	14,944	138,699	282,059	406,766
Sales and marketing	93,887	28,984	207,776	97,662
Professional fees	20,457	104,457	80,095	181,871
Stock-based compensation	8,568	468	18,418	49,731
	398,964	482,056	1,460,009	1,398,876
Operating loss	(309,093)	(311,087)	(1,252,186)	(1,158,405)
Interest income	-	3,952	686	3,952
Gain on settlement of debt	-	(8,094)	-	34,584
Net loss	(309,093)	(315,229)	(1,251,500)	(1,119,869)

Other comprehensive income:
Foreign currency translation adjustment	(6,229)	100,040	31,946	133,321
Comprehensive loss	(315,322)	(215,189)	(1,219,554)	(986,548)

Net Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares outstanding	46,000,662	40,326,571	44,293,936	36,234,494

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
for the nine months ended March 31, 2007 and 2006
(Expressed in US Dollars)
(Unaudited)

	Nine months ended March 31,
	2007	2006
	$	$
Cash Flows related to Operating Activities
Net loss for the period	(1,251,500)	(1,119,869)
Adjustments to reconcile net loss used in operations
Stock-based compensation	18,418	49,731
Employment Incentive paid with shares	9,147	37,500
Investor relations expense	227,453	331,083
Finance fee	82,281	-
Gain on settlement of debt	-	(34,584)
Amortization	6,990	4,028
Interest Expense	146,188	-
Inventory write-down	12,251	-
Changes in non-cash working capital items
Receivables	(107,980)	(244,580)
Share subscriptions receivable	-	(3,453)
Prepaid expenses	(7,324)	12,629
Inventory	(236,455)	(1,729)
Payables and accruals	104,547	(420,566)
Deposits received	97,468	(16,320)
Unearned revenue	48,293	-
	(850,223)	(1,406,130)

Cash Flows related to Investing Activity Investment in equipment	(3,812)	(28,144)

…/cont’d
The accompanying notes are an integral part of these financial statements.

Continued
QI SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
for the nine months ended March 31, 2007 and 2006
(Expressed in US Dollars)
(Unaudited)

	Nine months ended March 31,
	2007	2006
	$	$
Cash Flows related to Financing Activities
Proceeds from (repayment of) shareholder loans	438,437	(20,109)
Proceeds from share issuances, net of issue costs	255,000	1,008,203
Proceeds from exercise of stock options and warrants	7,500	254,202
Proceed from share capital subscribed	145,500	100,000
	846,437	1,342,296

Effect of foreign currency translation on cash	(24,805)	133,321
Net increase (decrease) in cash	(32,403)	41,343
Cash, beginning	73,559	59,950
Cash and cash equivalents, ending	41,156	101,293

Non-cash transactions - Note 10

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Interim Consolidated Statements of Stockholders' Equity (Deficiency)
for the year ended June 30, 2006 and for the nine months ended March 31, 2007
(Expressed in US Dollars)
(Unaudited)

			Additional	Share		Cumulative	Stockholders’
	Common Shares		Paid-in	Capital	Accumulated	Translation	Equity
	Number	Par Value*	Capital*	Subscribed	Deficit	Adjustment	(Deficiency)

Balance, June 30, 2005	24,230,053	$24,230	$11,962,199	$692,333	$(12,718,653)	$(86,916)	$(126,807)
Issued pursuant to private placements
for cash	12,620,500	12,620	1,609,430	(270,300)	-	-	1,351,750
for settlement of debts	241,667	242	36,008	-	-	-	36,250
Issued pursuant to a debt settlement agreement	100,000	100	30,900	-	-	-	31,000
Issued for services	4,292,500	4,293	758,520	(444,063)	-	-	318,750
Share issue costs	150,000	150	(95,854)	22,030	-	-	(73,674)
Stock-based compensation	-	-	58,047	-	-	-	58,047
Exercise of options for cash	32,250	32	4,806	-	-	-	4,838
Exercise of warrants
for cash	966,665	967	192,366	-	-	-	193,333
for settlement of debts	212,121	212	56,757	-	-	-	56,969
Escrow shares cancelled	(750,000)	(750)	750	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	71,325	71,325
Net loss	-	-	-	-	(1,789,433)	-	(1,789,433)

Balance, June 30, 2006	42,095,756	42,096	14,613,929	-	(14,508,086)	(15,591)	132,348
Issued pursuant to private placements							-
for cash	3,642,857	3,643	251,357	145,500	-	-	400,500
for settlement of debts	194,588	194	13,427	-	-	-	13,621
Issued for Services	210,000	210	12,390				12,600
Beneficial conversion feature - Note 5	-	-	150,000	-	-	-	150,000
Stock based compensation	-	-	18,181				18,181
Exercise of stock options for cash	50,000	50	7,450	-	-	-	7,500
Pursuant to loan agreements	930,000	930	82,170	-	-	-	83,100
Foreign currency translation adjustment	-	-	-	-	-	(31,946)	(31,946)
Net loss	-	-	-	-	(1,251,500)	-	(1,251,500)

Balance, March 31, 2007	47,123,201	$47,123	$15,148,904	$145,500	$(15,759,586)	$(47,537)	$(465,596)

*The par value of common shares has been retroactively restated to reflect a change from no par value to a par value of $0.001 effective July 1, 2006.

The accompanying notes are an integral part of these financial statements.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the nine months ended March 31, 2007
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

The results of operations for the nine months ended March 31, 2007 are not indicative of the results that may be expected for the full year.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $15,759,586 since its inception, has a working capital deficit of $337,586 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the nine months ended March 31, 2007
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

Note 4	Inventory

At March 31, 2007, inventory is presented net of a provision for obsolete stock of $12,117 (June 30, 2006: $Nil) and consists of parts and materials of $159,396 (June 30, 2006: $149,902) and work-in-progress of $226,961 (June 30, 2006: $Nil).

Note 5	Related Party Transactions - Note 6

During the nine months ended March 31, 2007, the Company entered into five separate loan agreements with two shareholders of the Company and a related party to one of the shareholders (Note 6). A portion of the proceeds from the loan with the related party to one of the shareholders was used to pay off two earlier loans from the same shareholder.

Included in accounts payable at March 31, 2007 is $34,002 (June 30, 2006: $66,765) due to a company with a common director of the Company.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the nine months ended March 31, 2007
(Expressed in US Dollars)
(Unaudited)

Note 6	Shareholder Loans

The following borrowing transactions occurred during the nine months ended March 31, 2007:
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

By an agreement dated September 5, 2006, the Company was loaned $150,000 by a shareholder of the Company. The subordinated loan has a term of five years; bears interest at 10% per annum and is convertible into common stock of the Company at $0.07 per share. In addition, for each share of common stock issued upon conversion, a warrant to purchase additional shares of common stock of the Company will be issued at an exercise price of $0.20 per share for two years from the date the loan is converted. An amount of $150,000 was recognized during the three months ended September 30, 2006 as the fair value of the beneficial conversion feature of this loan. This amount has been included in interest on long-term debt. During the nine months ended March 31, 2007, interest of $8,511 was accrued.

By an agreement dated December 18, 2006, the Company was loaned $250,000 by a company affiliated with a shareholder. The loan is secured by the Company’s inventory, equipment, trademarks, trade names, contract rights and leasehold interest. The agreement provides that if the loan is not repaid within 90 days, interest will accrue at a monthly rate of 2.5% of the principal unpaid balance. As a funding fee for the loan, the Company issued 500,000 restricted shares of its common stock. As a condition of the loan, the Company agreed to pay off the August 4, 2006 loan for $50,000 and the August 31, 2006 loan for $100,000 from the same shareholder. During the nine months ended March 31, 2007, accrued interest of $2,500 was recorded.

By an agreement dated February 28, 2007, the Company was loaned $30,000 by a company affiliated with a shareholder. The loan is secured by the Company’s inventory, equipment, trademarks, trade names, contract rights and leasehold interest. The agreement provides that if the loan is not repaid within 60 days, interest will accrue at a monthly rate of 2.5% of the principal unpaid balance. As a funding fee for the loan, the Company issued 150,000 shares of its common stock. No interest was accrued or payable as of March 31, 2007.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the nine months ended March 31, 2007
(Expressed in US Dollars)
(Unaudited)

Note 7	Share Capital - Notes 6 and 9

Share Issuance:

Pursuant to four loan agreements entered into during the nine months ended March 31, 2007 with a shareholder of the Company and a related party to the shareholder, the Company issued 30,000 shares valued at $0.17 per share issued in October 2006; 250,000 shares valued at $0.15 per share issued in October 2006; 500,000 shares valued at $0.06 per share issued in December 2006 and 150,000 shares valued at $0.07 per share issued in March 2007.

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

On March 3, 2007, the Company completed a private placement of 1,428,571 Units at $0.07 per Unit for gross proceeds of $100,000. Each Unit is comprised of one share of common stock of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at $0.20 per share. The warrants expire on March 3, 2009.

Commitments:

Share capital subscribed:

As at March 31, 2007, proceeds of $145,500 representing 2,078,571 Units at $0.07 per Unit had been received by the Company as subscriptions for a private placement to be completed in April 2007. Each Unit is comprised of one share of common stock of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at $0.20 per share; expiring on April 30, 2009. Subsequent to March 31, 2007 an additional $36,800 was received for a further 525,714 Units for the same private placement and the Company issued a total of 2,604,285 Units.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the nine months ended March 31, 2007
(Expressed in US Dollars)
(Unaudited)

Note 7	Share Capital - Notes 6 and 9 (continued)

Commitments: (continued)

Warrants:

On October 3, 2006, pursuant to a private placement, the Company issued 2,408,874 warrants exercisable at $0.20 per share which expire on October 3, 2008.

On March 3, 2007, pursuant to a private placement, the Company issued 1,428,571 warrants exercisable at $0.20 per share which expire on March 3, 2009.

A summary of the status of the Company's warrant activity as of March 31, 2007 and June 30, 2006 and changes during the period ending on those dates is presented below:

	March 31, 2007		June 30, 2006
	Number of options	Weighted Average Exercise Price	Number of options	Weighted Average Exercise Price
Outstanding, beginning of period	14,225,803	$0.29	6,625,574	$0.28
Issued	3,837,445	$0.20	12,862,167	$0.29
Exercised	-	-	(1,178,786)	$0.21
Expired	(8,184,136)	$0.26	(4,084,152)	$0.30
Outstanding, end of period	9,879,112	$0.28	14,225,803	$0.29

Share purchase warrants outstanding to acquire an equal number of common shares as of March 31, 2007 and June 30, 2006 are as follows:

Number of Warrants		Exercise	Expiry
March 31, 2007	June 30, 2006	Price	Date
-	6,820,500	$0.25	October 30, 2006
-	1,363,636	$0.30	November 17, 2006
4,641,667	4,641,667	$0.30	September 01, 2007
1,400,000	1,400,000	$0.40	June 20, 2008
2,408,874	-	$0.20	October 3, 2008
1,428,571	-	$0.20	March 3, 2009
9,879,112	14,225,803

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the nine months ended March 31, 2007
(Expressed in US Dollars)
(Unaudited)

Note 7	Share Capital - Notes 6 and 9 (continued)

Commitments: (continued)

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

A summary of the status of the Company's stock option plan as of March 31, 2007 and June 30, 2006 and changes during the period ending on that dates is presented below:

	March 31, 2007		June 30, 2006
	Number of options	Weighted Average Exercise Price	Number of options	Weighted Average Exercise Price
Outstanding, beginning of period	1,050,000	0.12	1,780,500	0.43
Issued	2,000,000	0.06	-	-
Exercised	(50,000)	0.15	(32,250)	0.15
Expired	-	-	(167,000)	1.79
Forfeited	-	-	(531,250)	0.38
Outstanding, end of period	3,000,000	0.08	1,050,000	0.12	(A)

(A) Reflects restatement of 384,000 options originally priced at $0.50 per share, repriced to $0.06 per share in December 2006.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the nine months ended March 31, 2007
(Expressed in US Dollars)
(Unaudited)

Note 7	Share Capital - Notes 6 and 9 (continued)

Commitments: (continued)

Stock Options: (continued)

			Options
Options Outstanding			Exercisable
		Weighted
		Average
	Number	Remaining	Number
	Outstanding at	Contractual	Exercisable at
	March 31,	Life	March 31,
Exercise Price	2007	(Years)	2007

0.15	616,000	2.76	616,000
0.06	2,384,000	4.09	634,000
	3,000,000	3.81	1,250,000

The options expire December 31, 2007 as to 384,000 options at $0.06 per share; December 31, 2009 as to 616,000 options at $0.15 per share and December 20, 2011 as to 2,000,000 options at $0.06 per share.

Note 8	Segmented Information

The Company operates in one business segment: the development, manufacture and installation of unattended smartcard applications.

For the nine months ended March 31, 2007, revenues by country are as follows:

2007
$

Canada	337,440
United States	82,221
Other	29,951
449,612

As at March 31, 2007, the net book value of capital assets located in Canada and the United States are $8,252 and $21,250, respectively.

During the nine months ended March 31, 2007, one customer accounted for 69% of revenues.

QI SYSTEMS INC.
Notes to the Interim Consolidated Financial Statements
for the nine months ended March 31, 2007
(Expressed in US Dollars)
(Unaudited)

Note 9	Commitments and Contingencies - Note 7

Obligations under the operating leases on office premises are:

$
Remaining for fiscal period:
2007	16,821
2008	25,618
2009	16,412
58,851

The Company signed an employment agreement dated December 19, 2005 with the president of the Company whereby the president will receive an initial salary of $17,500 per month plus $1,000 per month in benefits. In addition, the president is entitled to receive bonuses not to exceed 200% of his salary based on the achievement of certain financial targets. The term of the contract is indefinite.

The Company signed an employment agreement dated March 1, 2006 with an officer of the Company whereby the officer will receive an initial salary of $13,000 per month plus benefits. In addition, the officer is entitled to receive bonuses not to exceed 150% of his salary based on the achievement of certain financial targets. The term of the contract is indefinite.

On December 5, 2006, the Company signed a service agreement with a consultant to the Company. Pursuant to the agreement, the consultant received 100,000 shares of the Company’s common stock at the start of his assignment and will receive a monthly fee of $8,333 for a period of six months and an additional 100,000 shares of the Company’s common stock after completing six months of service.

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

During the nine months ended March 31, 2007, the Company issued 930,000 common shares valued at $83,100 as a funding fee pursuant to three shareholder loan agreements. The Company also issued 210,000 common shares valued at $12,600 for services. These transactions have been excluded from the statement of cash flows.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations

Three Months Ended March 31, 2007 and 2005

Revenues during the three months ended March 31, 2007 were $188,891, primarily derived from the sale of smart cards and ancillary products to our client base, fundamentally within the parking and newspaper vending industries. Sales of our products in the third quarter of fiscal 2007 were essentially flat compared to the preceding quarter. Sales continue to be concentrated in a few clients. Sales in the third quarter of fiscal 2007 decreased by $67,596, or 26%, over sales in the comparative fiscal 2006 period. The decrease in sales is the result of a large order shipped to our largest parking customer in the prior year’s quarter. Although there were similar large orders received from this customer in the current year, the shipments were made over successive quarters and therefore shipments in the current quarter were not as large as the prior year’s.

We incurred a net loss of $309,093 in the quarter ended March 31, 2007 and have incurred losses in past periods. Losses were funded by the receipt of share capital and the exercise of stock purchase warrants. We expect to be able to fund working capital requirements in future periods with cash flow from operations and the issuance of equity.

Cost of sales during the period was $99,020, which represents 52% of sales, an increase from total cost of sales of $85,518, or 33% of sales, in the comparative quarter. Gross margins were $89,871 or 48% of sales (comparative quarter: 67% of sales).

Our expenses in the quarter are categorized as administration, amortization, development costs, financing costs and interest, investor relations, sales and marketing and professional fees.

During the third quarter of fiscal 2007, administration expenses were $190,556 (comparative period: $162,146), which include the following three major expenses: salaries and benefits paid to employees performing administrative duties, foreign exchange expense (most of which is unrealized and refers to adjustments of monetary items at quarter end) and rent expense.

Development costs in the quarter ended March 31, 2007 were $51,901 (comparative period: $45,025), of which the most significant expense was for salaries and benefits paid to employees involved in the development of our products. We anticipate that development costs will increase in fiscal 2007 to accommodate our projected increased commercial activity.

Financing costs of $14,036 during the three months ended March 31, 2007 included $10,500 relating to the fair value of shares issued to a shareholder as funding fees for a loan made to us.

During the quarter ended March 31, 2007, we incurred investor relations expenses of $14,944, (comparative period $138,699). The current quarter’s expenses are lower than the comparative period as we have not engaged any significant investor relations program during the period. Prior years’ expense was attributed primarily to the amortization of the cost attributed to shares committed for issuance to investor relations providers. Other costs are for consulting fees provided to us relating to investor relations services.

Sales and marketing expense in the quarter ended March 31, 2007 totalled $93,887 (comparative period: $28,984), which consists fundamentally of salaries, commissions earned and benefits. The increase over the prior year’s expense is attributable to the hiring of our vice president of business development in the fourth quarter of the prior year. There was no comparable expense in the third quarter of the prior year.

Professional fees of $20,457 during the quarter (comparative quarter $104,457) were for audit and legal fees incurred in connection with regulatory and compliance work. The decrease of professional fees from the prior year’s quarter was caused by the completion of the change in domicile at the end of last year. The prior year’s quarter was the most active stage of the change in domicile and therefore the legal and accounting fees were the highest during that quarter. It is expected that fiscal 2007 professional fees will be lower than those in the prior year due to the completion of our change in domicile at the end of fiscal 2006.

We recorded an operating loss of $309,093 in the quarter ended March 31, 2007, compared to an operating loss of $311,087 in the three months ended March 31, 2006. In the quarter ended March 31, 2007, we posted a net loss of $309,093, or $0.01 per share, compared to a net loss of $315,229, or $0.01 per share, in the comparative period.

During the quarter, we did not invest in capital equipment, compared to $8,276 invested in the comparative quarter of fiscal 2006. We will face the need to incur capital expenditures in fiscal 2007 to upgrade certain hardware used by our employees to perform their development duties.

At March 31, 2007, our cash position was $41,156, with a working capital deficit of $337,586.

Nine Months Ended March 31, 2007 and 2005

Revenues during the nine months ended March 31, 2007 were $449,612, primarily derived from the sale of smart cards and ancillary products to our client base, fundamentally within the parking and newspaper vending industries. Sales continue to be concentrated in a few clients. Sales in the first nine months of fiscal 2007 increased by $70,159, or 19%, from sales in the comparative fiscal 2006 period. The increase in sales is the result of demand changes from our most significant clients in the parking and newspaper vending industries.

Cost of sales during the period was $241,789, which represents 54% of sales, an increase from a total cost of sales of $138,982, or 37% of sales, in the comparative six-month period. Gross margins were $207,823 or 46% of sales (comparative six month period quarter: 63% of sales).

During the first nine months of fiscal 2007, administration expenses were $511,240 (comparative period: $531,353), which include the following three major expenses: salaries and benefits paid to employees performing administrative duties, foreign exchange expense (most of which is unrealized and refers to adjustments of monetary items at each quarter end) and rent expense.

Development costs in the nine months ended March 31, 2007 were $110,951 (comparative period: $125,460), of which the most significant expense was for salaries and benefits paid to employees involved in the development of our products. We anticipate that development costs will increase in fiscal 2007 to accommodate our projected increased commercial activity.

Financing costs of $87,781 during the nine months ended March 31, 2007 included $83,100 relating to the fair market value of shares issued to a shareholder as funding fees for loans made to us. During the comparative nine-month period, we had no formal debt and our financing costs were only $2,005.

Interest expense on long term debt of $154,699 in the nine months ended March 31, 2007 included $143,741 of beneficial conversion expense relating to a loan agreement with one of our shareholders.

During the nine months ended March 31, 2007, we incurred investor relations expenses of $282,059 (comparative period $406,766), most of which refers to the non-cash amortization of the cost attributed to shares committed for issuance to investor relations providers. Other costs are for consulting fees provided to us relating to investor relations services.

Sales and marketing expense in the nine months ended March 31, 2007 totalled $207,776 (comparative period: $97,662), consisting fundamentally of salaries, commissions earned and benefits. The increase is attributable to salary and commissions earned by our vice president of business development who was not an employee in the comparable nine month period.

Professional fees of $80,095 during the nine months ended March 31, 2007 decreased from the prior year’s expense of $181,871. Current expenses are primarily for audit and legal fees incurred in connection with normal and customary regulatory and compliance work. It is expected that future professional fees will continue to be lower than those in the prior year due to the completion of our change in domicile at the end of fiscal 2006.

We recorded an operating loss of $1,252,186 in the nine months ended March 31, 2007, compared to an operating loss of $1,158,405 in the nine months ended March 31, 2006. In the nine months ended March 31, 2007, we posted a net loss of $1,251,500, or $0.03 per share, compared to a net loss of $1,119,869 or $0.03 per share in the comparative period.

During the nine months ended March 31, 2007, we invested in $3,813 of capital equipment compared to $28,144 in the comparative nine months of fiscal 2006. We will face the need to incur capital expenditures in fiscal 2007 to upgrade certain hardware used by our employees to perform their development duties.

Summary of Quarterly Results

	Qtr ended	Qtr ended	Qtr ended	Qtr ended
	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006
Total revenues	$188,891	$187,676	$73,045	$26,715
(Net loss)	$(309,093)	$(361,806)	$(580,601)	$(669,563)
(Loss) per share, basic and diluted	$(0.01)	(0.01)	(0.01)	(0.02)

	Qtr ended	Qtr ended	Qtr ended	Qtr ended
	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005
Total revenues	$256,487	$72,767	$50,199	$22,382
(Net loss)	$(315,229)	$(391,252)	$(413,389)	$(549,745)
(Loss) per share, basic and diluted	(0.01)	(0.01)	(0.01)	(0.02)

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

By an agreement dated February 28, 2007, we were loaned $30,000 by a company affiliated with a shareholder. The loan is secured by our inventory, equipment, trademarks, trade names, contract rights and leasehold interest. The agreement provides that if the loan is not repaid within 60 days, interest will accrue at a monthly rate of 2.5% of the principal unpaid balance. As a funding fee for the loan, we issued 150,000 restricted shares of our common stock. No interest was accrued or payable as of March 31, 2007.

On October 3, 2006, we completed a private placement of 2,408,873 units at $0.07 per unit for total proceeds of $168,621. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at $0.20 per share until October 3, 2008.

In March 2007, we completed a private placement of 1,428,571 units at seven cents ($0.07) per unit for gross proceeds of $100,000. Each unit is comprised of one restricted share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at $0.20 per share. The warrants expire in March 2009.

As of March 31, 2007, we had received proceeds of $145,500 representing 2,078,571 Units at $0.07 per Unit as subscription for a private placement. Subsequent to March 31, 2007, an additional $36,800 has been received or committed for 525,714 Units for the same private placement. Each Unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at $0.20 per share, expiring two years from date of issuance.

As disclosed in Results of Operations, we posted a net loss in the nine months ended March 31, 2007 of $1,251,500. Losses in subsequent periods will be reduced or eliminated if we are able to secure sales streams that are still not fully in place at the date of this report. Even if we achieve decreasing quarterly losses in subsequent periods, we still may face the need to raise additional funding in the capital markets or through further short or long-term debt in the near future, until we can achieve positive cash flows from operations.

We are not currently committed to further capital expenditures for the purchase of property, plant and equipment.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, they concluded that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2007, we completed a private placement of 1,428,571 units (the "Units") at seven cents ($0.07) per unit for gross proceeds of $100,000. Each unit is comprised of one restricted share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at $0.20 per share until March 2009.

As of March 31, 2007, we had received proceeds of $145,500 representing 2,078,571 Units at $0.07 per Unit as subscription for a private placement to be completed in April 2007. Subsequent to March 31, 2007, and additional $36,800 has been received or committed for 525,714 Units for the same private placement. Each Unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at $0.20 per share, expiring two years from date of issuance. On April 30, 2007, this placement was closed and 2,604,285 Units were issued to the participants, including 40,000 Units to our management.

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

QI SYSTEMS INC.
(Registrant)

Date: May 18, 2007	By: /s/ Steven R. Garman
Steven R. Garman
President and Chief Executive Officer

Date: May 18, 2007	By: /s/ Robert I. McLean Jr.
Robert I. McLean Jr.
Chief Financial Officer (Chief Accounting Officer) and Chief Operating Officer